Form 10QSB
period 2007-06-30
Chinese Manufacturers Online Corp
filed 2007-08-20
CIK 1353486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51884
______________

Chinese Manufacturers Online Corp.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 Route 46 West, Suite B-12 Mountain Lakes, NJ	07046
(Address of principal executive offices)	(Zip Code)

973-299-9888
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
Yes  ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2007: 100,000 shares of common stock.

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

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

Chinese Manufacturers Online Corp.
(a development stage company)

FINANCIAL STATEMENTS

As Of  June 30, 2007

Chinese Manufacturers Online Corp.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

Chinese Manufacturers Online Corp.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2/F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

CHINESE MANUFACTURERS ONLINE CORP.
(a development stage company)
BALANCE SHEET
As of June 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	6/30/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,500	$1,750

Total Current Liabilities	2,500	1,750

TOTAL LIABILITIES	2,500	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(2,600)	(1,850)

Total Stockholders' Equity	(2,500)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINESE MANUFACTURERS ONLINE CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2007 and 2006
from inception (December 9, 2005) through June 30, 2007

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2007	6/30/2006	TO 6/30/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	750	550	2,600

NET INCOME (LOSS)	(750)	(550)	(2,600)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,600)	$(950)	$(2,600)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

CHINESE MANUFACTURERS ONLINE CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2007 and 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2007	6/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250

NET INCOME (LOSS)	$(500)	$(250)

The accompanying notes are an integral part of these financial statements.

CHINESE MANUFACTURERS CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(750)	(750)

Total, June 30, 2007	100,000	$100	$(2,600)	$(2,500)

The accompanying notes are an integral part of these financial statements.

CHINESE MANUFACTURERS CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2007 and 2006
from inception (December 9, 2005) through June 30, 2007

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2007	6/30/2006	TO 6/30/07

Net income (loss)	$(750)	$(550)	$(2,600)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	750	550	2,500

Total adjustments to net income	750	550	2,600

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINESE MANUFACTURERS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

4308, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 has located and negotiated with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

CHINESE MANUFACTURERS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

CHINESE MANUFACTURERS CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, and $1,450 at 2026, $500 at 2027.

12.  Subsequent Events:

The Registrant has located a merger Candidate for the purpose of a merger. The Stock Purchase Agreement between Michael Raleigh and Guoyou Lin was filed pursuant to a Current Report on Form 8-K filed with the SEC on July 6, 2007.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

·
In September 2007, we are going to open our website for operation. Major services included in our first release of the online services include CMO validated manufacturers and products listings, on-demand authentication services for members, chat room, video show for products, and proprietary search engine. Around the same time, we are going to establish our first subsidiary company, Chinese Manufacturers Group Corp., to handle all import / export business. Strategically, we will work closely with ChangShang.com in Shenzhen, China, to build a robust business relationship and provide dedicated professional and reliable service to our clients’ need.

·
By the end of 2007, we will finish new functions and features on our website to include services like dynamic video show of products and multi media enabled chat room. Our target of operation will be having up to 400 active (paid) buying members. We will continue our close relationship with ChangShang.com so that we can provide dedicated and reliable authenticated service for our international buyers. The estimated operational revenue should reach $783,000 with net income of $136,000. During this period, we are positioning ourselves to fulfill SEC requirements for going public.

·
In the first quarter of 2008, we are planning to release a major break-through service on our site: virtual trade show. This setup will enable us to introduce our parallel service of physical trade show. Active paid members on our site by the end of first quarter will be in the 1,200 level. Major income by this time should be balanced between online membership charges and customized import / export services.

·
In the second quarter of 2008, we are planning to improve our flag-ship services of virtual trade show and physical trade show to bundle with customized trade consulting services. Even though traditional online surfing is still a good entry point to our business, we will direct most of our existing clients to use our proprietary turn-key international trading services. Revenue from this quarter and on will be switch to 60% coming from customized services and 40% coming from traditional online services. However, strengthen the website services and presentation is still one of our main goals. Active paid members will be maintained at around 2,000 by the end of second quarter.

·
In the third quarter of 2008, based on the success of our trade show services, we will introduce our new online service to our members: B-to-B auction. Combined with our existing trade related services, we will make this feature a very unique feature among all similar websites. Revenue split will be maintained at 60% offline and 40% online. Active paid members will be maintained at around 2,500.

Results of Operation

The Company did not have any operating income from inception through June 30, 2007. For the quarter ended June 30, 2007, the registrant recognized a net loss of $500 and for the period from inception through June 30, 2007, the registrant recognized net less of $2600. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Guoyou Linpursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Guoyou Lin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51884)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Chinese Manufacturers Online Corp.

By:	/s/ Guoyou Lin
Guoyou Lin Chief Executive Officer Chief Financial Officer

Dated:	August 20, 2007