Form 10QSB
period 2007-09-30
Chinese Manufacturers Online Corp
filed 2007-11-29
CIK 1353486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 27, 2007: 9,950,000 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Information

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$418,869
Prepaid expenses and other current assets	12,207

Total Current Assets	431,076

Property and Equipment, net	16,963

Other Assets	2,651

Total Assets	$450,690

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accured expenses	$17,408
Loan Payable - related party	23,740
Total Current Liabilities	41,148

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
8,304,000 shares issued and outstanding	8,304
Additional paid-in capital	2,392,296
Deferred stock compensation	(806,250)
Subscriptions receivable	(256,500)
Deficit accumulated during the development stage	(928,308)

Total Stockholders' Equity	409,542

Total Liabilities and Stockholders' Equity	$450,690

See accompanying notes to condensed financial statements

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from December
	For the Three Month Ended September 30,		Nine Months Ended September 30,		9, 2005(Inception) to
	2007	2006	2007	2006	September 30, 2007

Operating Expenses
Compensation expense	$843,660	$-	$843,660	$-	$843,660
Consulting expense	24,648	-	24,648	-	24,648
Professional fees	33,410	-	34,160	-	36,010
General and administrative	23,990	250	23,990	800	23,990
Total Operating Expenses	925,708	250	926,458	800	928,308

Loss from Operations	(925,708)	(250)	(926,458)	(800)	(928,308)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(925,708)	$(250)	$(926,458)	$(800)	$(928,308)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.00)	$(0.43)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	6,207,587	100,000	2,158,234	100,000

See accompanying notes to condensed financial statements

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the nine months ended September 30, 2007
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during	Deferred		Total
					paid-in	development	Stock	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Compensation	Receivable	Deficiency

Balance December 31, 2006	-	$-	100,000	$100	$-	$(1,850)	$-	$-	$(1,750)

Common stock issued for cash ($0.25 per share)	-	-	584,000	584	33,416	-	-	-	34,000

Common stock issued for cash, net of offering costs ($0.50 per share)	-	-	1,170,000	1,170	685,330	-	-	(256,500)	430,000

Common stock issued for services ($0.25 per share)	-	-	6,450,000	6,450	1,606,050	-	(806,250)	-	806,250

In-kind contirubiton	-	-	-	-	67,500	-	-	-	67,500

Net loss for the period ended September 30, 2007	-	-	-	-	-	(926,458)	-	-	(926,458)

Balance, September 30, 2007	-	$-	8,304,000	$8,304	$2,392,296	$(928,308)	$(806,250)	$(256,500)	$409,542

See accompanying notes to condensed financial statements

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from December
	For the Nine Months Ended September 30,		9, 2005(Inception) to
	2007	2006	September 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(926,458)	$(800)	$(928,308)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	-	-	100
Stock issued as compensation	806,250		806,250
Depreciation	233		233
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,207)	-	(12,207)
Increase in other assets	(2,651)		(2,651)
(Decrease) / Increase in accounts payable	15,658	800	17,408
Net Cash Provided by (Used In) Operating Activities	(119,175)	-	(119,175)

Cash Flows From Investing Activities:
Purchase of property and equipment	(17,196)	-	(17,196)

Net Cash Used In Operating Activities	(17,196)	-	(17,196)

Cash Flows From Financing Activities:
Loans from related party	23,740	-	23,740
In Kind contribution of cash	67,500		67,500
Proceeds from issuance of common stock	464,000	-	464,000
Net Cash Provided by Financing Activities	555,240	-	555,240

Net Increase (Decrease) in Cash	418,869	-	418,869

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$418,869	$-	$418,869

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements

CHINESE MANUFACTURERS ONLINE CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Chinese Manufacturers Online Corp. (hereinafter “the Company”) was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the development stage since its formation and has not realized any revenue from operations.  The Company’s year end is December 31.

On July 2, 2007, pursuant to a Stock Purchase Agreement and Share Exchange between Guoyou Lin and Michael Raleigh, the sole shareholder of 4308, Inc. (the "Agreement"), Mr. Lin obtained all of the issued and outstanding shares of 4308, Inc. Pursuant to the Agreement, Mr. Lin changed our name to Chinese Manufacturers Online Corp. (“CMO”) to better reflect our new business plan.

We are currently located in New Jersey and expect to open an office in the Los Angeles area. CMO provides high-level expertise in promoting online business for Chinese manufacturers and international buyers, business related channel development, distribution strategies, and marketing of Chinese-manufactured products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying 2007 condensed consolidated financial statements include the accounts of Chinese Manufacturers Online Corp. and its 100% owned subsidiaries Chinese manufacturers Group (USA) Corp. (from August 22, 2007, date of incorporation) and United Industries Group (USA) Corp. (from August 23, 2007, date of incorporation). The 2006 condensed financial statements include the accounts of Chinese Manufacturers Online Corp.  All intercompany accounts have been eliminated in the consolidation.

CHINESE MANUFACTURERS ONLINE CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.  The Company has deposits, which at times exceed FDIC insurance.  As of September 30, 2007, the Company has approximately $308,000 in excess of FDIC insurance.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Basic and Diluted Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  For the periods reported, diluted net income (loss) per share is the same as basic net income (loss) per share as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007.

Segments
The Company operates in one segment and therefore segment information is not presented.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

CHINESE MANUFACTURERS ONLINE CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

Revenue Recognition
The Company recognizes revenue from product sales when the products are shipped and title passes to customers.  Outbound shipping charges are included in net sales with the corresponding cost included in cost of sales.  Other service revenue is recognized when services are performed and billable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 - STOCKHOLDERS EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of September 30, 2007 there are no shares of preferred stock outstanding.

Common Stock Issued for Cash
For the period ending December 31, 2005, the Company issued 100,000 shares of common stock at a price of $0.001 per share for $100 of incorporation expenses.

CHINESE MANUFACTURERS ONLINE CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

For the nine months ending September 30, 2007, the Company issued 584,000 shares of common stock at a price of $0.25 per share for cash of $34,000.

For the nine months ending September 30, 2007, the Company issued 1,170,000 shares of common stock at a price of $0.50 per share for cash of $585,000 and paid offering costs of $7,500.  The Company collected $256,500 of subscriptions receivable related to these issuances in October 2007.

Common Stock Issued for Services
For the nine months ending September 30, 2007, the Company issued 6,450,000 shares of common stock at a fair value of $0.25 per share to its board members for services valued at $1,612,500.  The fair value of the shares will be amortized over the service period of six months.  As of September 30, 2007, the Company has recognized $806,350 of stock compensation expense.

In-Kind Contribution
During the nine months ended September 30, 2007, the company recorded $67,500 of in-kind capital contributed by its principal stockholder.

NOTE 4 – COMMITMENTS

Employment Agreements
During July 2007, the Company entered into a two year employment agreement with an individual to become its Chief Marketing Officer.  The agreement calls for an annual salary in 2007 of $100,000 and $200,000 in 2008 plus all reasonable benefits as the company may offer to employees. In addition, the individual will receive an annual bonus of 1% of the annual net income during the term of the agreement.

Operating Agreements
On July 9, 2007, the Company entered into a one year lease agreement for office space.  The lease calls for monthly payments of $1,650 plus utilities.

NOTE 5 – SUBSEQUENT EVENTS

During October and November 2007, the Company issued 1,300,000 shares of common stock at a fair value of $0.50 per share to its board members for services valued at $650,000.  The fair value of the shares will be amortized over the service period of six months.   In addition, one member of the Board is entitled to 250,000 stock options with an exercise price equal to the opening stock price upon the company become trading and 1,000,000 stock options at an exercise price of $.01 for a period of 30 days from the signing of the agreement.  The Board member is also entitled to a bonus of 2% of the net income of the company.

During October 2007, the Company issued 316,000 shares of common stock at a price of $0.50 per share for cash of $158,000 and 30,000 shares of common stock at a price of $0.25 per share for cash of $7,500.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Forward Looking Statement

Information included in this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections included in these forward-looking statements will come to pass. The Company's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

o
By the end of 2007, we plan to open our website for operation.  It is expected that the major services in our first release will include CMO validated manufacturers and products listings, on-demand authentication services for members, chat room, video show for products, and proprietary search engine.  We are also planning to establish our first subsidiary company, Chinese Manufacturers Group Corp., to handle all import / export business. Strategically, we would expect that this subsidaiary would work closely with ChangShang.com in Shenzhen, China, to build a robust business relationship and provide dedicated professional and reliable service to our clients’ need.  In addition, we expect to provide additional functions and features on our website to include services like dynamic video show of products and multi media enabled chat room.  Our target is to have up to 400 active (paid) buying members by the end of fiscal year 2008.  We continue to develop our close relationship with ChangShang.com and expect to provide dedicated and reliable authenticated service for our international buyers.

o
In the first quarter of 2008, we are planning to release a major break-through service on our site: virtual trade show. This setup, if successfully implemented, will enable us to introduce our parallel service of physical trade show. We intend to register active paid members on our site by the end of the first quarter of 2008.  We expect to be generating income by the first quarter of 2008 and our revenues should be balanced between online membership charges and customized import / export services.

o
In the second quarter of 2008, we are planning to improve our flag-ship services of virtual trade show and physical trade show to bundle with customized trade consulting services. Even though traditional online surfing is still a good entry point to our business, we hope to direct most of our existing clients to use our proprietary turn-key international trading services. We estimate that approximately 60% of the revenue during the first quarter of 2008 will be from customized services and 40% of the revenue will be from traditional online services. However, we also intend to strengthen the website services of the Company and derive revenue from its operation.

o
In the third quarter of 2008, based on the success of our trade show services, we expect to introduce our new B-to-B auction online service to our members. Combined with our existing trade related services, we believe that this feature will be a very unique feature among all similar websites. We estimate that the revenue split will be maintained between 60% offline and 40% online.

Results of Operation

The Company did not have any operating income from inception through September 30, 2007.  For the nine months ended September 30, 2007, we recognized a net loss of $926,458.  Expenses for the quarter were comprised of costs mainly associated with compensation expenses and expenses for legal, accounting and office overhead.

Liquidity and Capital Resources

On September 30, 2007 the Company had cash and total assets of $431,076 which was mainly comprised of cash raised through a private placement.  These funds will be used to fund operations until the Company has revenue from its operations.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2007, we sold 1,170,000 shares of Company common stock at a price of $0.50 per share and 584,000 shares of Company common stock at a price of $0.25 per share in a private placement pursuant to an exemption under Regulation D Rule 506.  We raised a total of $728,000 from the sale of these securities and paid offering costs of $7,500.  $256,500 of the total amount raised was collected in October 2007.  In addition, after the quarter ended on September 30, 2007, we sold an additional 346,000 shares and raised an additional $165,500 in this offering.  Lastly, we issued 1,300,000 shares to officers and directors for services rendered which were valued at $0.50 per share with an aggregate value of $650,000.  Although we have not yet registered the common stock, we expected to register the common stock that was issued in this offering in a registration statement on Form SB-2.

In addition, the Company issued 6,450,000 shares of Company common stock at $0.25 per share in exchange for services rendered and valued at $1,612,500.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Tyrol Tang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Tyrol Tang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51884)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Chinese Manufacturers Online Corp.

By:	/s/ Tyrol Tang
Tyrol Tang Chief Executive Officer Chief Financial Officer

Dated:	November 28, 2007