Form 10KSB
period 2007-12-31
Chinese Manufacturers Online Corp
filed 2008-04-15
CIK 1353486

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. __________

CHINESE MANUFACTURERS ONLINE CORP.
 (Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

115 Route 46 West, Suite B-12 Mountain Lakes, New Jersey	07046
(Address of principal executive offices)	(Zip Code)

(973) 299-9888
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, 100,000,000, par value $0.001 Preferred Stock, 10,00,000, par value $0.001 (Title of class)

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
Yes ☒              No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007: $1,074

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of April 15, 2008 was: 10,100,000

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

TABLE OF CONTENTS

PART I		1
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS	2
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	2
PART II		2
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	2
ITEM 6.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	6
ITEM 8A.	CONTROLS AND PROCEDURES	6
PART III		5
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	7
ITEM 10.	EXECUTIVE COMPENSATION	11
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	12
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12
PART IV		12
ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K	12
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	13
SIGNATURES		14

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

4308, Inc. was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

On July 2, 2007, the Company entered into a Stock Purchase Agreement with Guoyou Lin for the purchase of all of the issued and outstanding shares of the Company from Michael Raleigh, the sole officer and director of the Company.  Pursuant to this Agreement, Mr. Raleigh resigned as the Company’s sole officer and director and Mr. Guoyou Lin was appointed the Company’s Chairman and President.  In addition, the Company changed its name to Chinese Manufacturing Online, Inc. and amended its business plan to focus on internet marketing, specifically marketing Chinese manufacturers to clients internationally through the use of the internet.

Business Development

We were founded December 9, 2005 by Michael Raleigh.  On July 2, 2007, all of the issued and outstanding shares were purchased by Mr. Guoyou Lin who became the Company’s Chairman and President and amended its business plan and began to focus its operations on an internet marketing website set up for the purpose of connecting Chinese manufacturers with international companies and intends to conduct business as a global internet communications company.  We have changed our name to Chinese Manufacturers Online, Inc. (“CMO”), to better reflect our new business plan.

CMO has only recently, within the past year, begun to operate as an internet marketer for Chinese manufacturers.  The Chairman and President, Mr. Guoyou Lin, however, has significant experience in the marketing of manufacturers.  In 2004, Mr. Lin founded Changsang.com, a major online manufacturer marketing company within China, and has established a reputation for bringing manufacturers and companies together through the use of the internet.  In addition, Mr. Lin founded the Association of Chinese Manufacturers (“ACM”) which is a non-profit organization consisting of more than 30 million Chinese manufacturers.  Mr. Lin expects the same success with CMO and has assembled a strong management team to begin operating and building a strong internet networking market for Chinese manufacturers.

The Company has not been involved in any bankruptcy, receivership or similar proceeding at any time during its corporate existence.  The only material reclassification, merger, consolidation, or purchase or sale of significant assets was the purchase of 100% of the issued and outstanding shares of common stock by Mr. Guoyou Lin from Michael Raleigh pursuant to the Stock Purchase Agreement, as described above.

Business of Issuer

CMO is a service business that provides Chinese manufacturers with an opportunity to network and market among international companies via the internet.  CMO has partnered up with changshang.com to increase its access to Chinese manufacturers.  ChangShang.com is a major Chinese online marketing tool for Chinese manufacturers.  ChangShang.com has an established client base of over 70,000 registered members and CMO expects that a relationship with ChangShang.com will afford it a solid foundation to expand into the international market.

CMO’s services will include obtaining an understanding of each client’s business and providing that company with opportunities to market and expand its business.  In addition, CMO will register and verify each companies product or service and keep a user rating on each company.  CMO also expects to introduce a video portion of its website that will allow companies to enter into public and private chat-rooms and conduct online video shows as well as trade negotiations and product displays.  CMO’s website will include a search feature where companies can search a database for specific products or services and then email companies based on the search results.

CMO intends to distribute its services entirely online.  Its customers will visit the website and be able to network with other manufacturers and/or companies searching for manufacturers.  The website will provide promotional services, business development services and distribution and marketing strategies for Chinese manufacturers.  CMO is still developing its website and has not made any public announcements of its online services.

Internet marketing is a competitive business and CMO faces competition from other internet marketers.  Alibaba and Huicong, established in 1998 and 1993, respectively, are two companies that are already operating as internet marketers.  CMO estimates that Alibaba controls approximately 20% of the market share and Huicong holds 5% of the market.  While each of these companies holds some advantages over CMO, CMO expects to compete with them by providing outstanding client services and catering to the needs of each company, individually.  In addition, CMO expects to offer a lower price to customers than Alibaba and Huicong in order to increase its market share.

The Company’s business does not depend on raw materials in order to provide its services.  CMO intends to offer its services to a large amount of companies and will not depend on a few major customers for its business.  CMO, however, to a certain extent, does rely on its partnership with ChangShang.com to begin its operations and create a significant client base.

At this point, CMO does not possess nor does it intend to possess any patents, trademarks, licenses, franchises, concessions, royalty agreements or any labor contracts.  In addition, CMO does not see a need for government approval of its business operations and does not expect the government to begin regulating this industry.  CMO also does not expect to incur any costs of compliance with environmental laws or regulations.

Use of Financing

To support its growth and in recognition of global opportunity, CMO has already formed a partnership with ChangShang.com and plans on forming partnerships and franchises in various countries and is looking to raise funds to partly subsidize its expansion.  Funds raised will be used to launch the website interface and begin respectable advertising campaign globally.  CMO also plans on employing selected experienced individuals in to develop and maintain the website and target the international business community.  Funds will also be used to expand the CMO network in anticipation of the increased traffic.

Revenue Sources

We expect to derive revenue from membership fees for registration by Chinese manufacturers and companies located worldwide.  We will charge a membership fee for being a part of our network.  It is anticipated that we will offer a two-tier membership structure.  A basic membership will cost $1,000 per year for services such as market research reports, training, free exhibition entrance, travel services and general marketing.  Our premier, international service will cost $2,500 per year which will include, in addition to the basic membership services, a larger database of contacts, in-depth market research and additional reference material.

Additional sources of revenues may be generated from sales of advertising space on the website.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

During the year ended December 31, 2007, there was no trading market for our Common Stock.

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

Holders

As of December 31, 2007, 10,100,000 shares of common stock are issued and outstanding.  There are approximately 73 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors.  Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, we sold 1,474,000 shares of Company common stock at a price of $0.50 per share and 626,000 shares of Company common stock at a price of $0.25 per share in a private placement pursuant to an exemption under Regulation D Rule 506.  We raised a total of $893,500 from the sale of these securities and paid offering costs of $7,500.

During the fiscal year ended December 31, 2007, the Company issued 7,900,000 shares of common stock to its board members in consideration for services rendered.  These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act.

Equity Compensation Plan Information

The following table sets forth certain information as of April 10, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Because we have not generated significant revenues, we intend to report our plan of operation below.

Overview

We were founded December 9, 2005 by Michael Raleigh.  On July 2, 2007, all of the issued and outstanding shares were purchased by Mr. Guoyou Lin who became the Company’s Chairman and President and amended its business plan and began to focus its operations on an internet marketing website set up for the purpose of connecting Chinese manufacturers with international companies and intends to conduct business as a global internet communications company.  We have changed our name to Chinese Manufacturers Online, Inc. (“CMO”), to better reflect our new business plan.

Plan of Operation

Since January 2008, the leadership team has been focused on its business mission to use the company’s relationships and strength in manufacturing to promote its international trade record while offering members access to the website free of charge to increase its international influence.  Using the same business strategy, the company has also been monitoring the trading activities in Trinidad and Tobago.  Over the next six months, we expect trading revenue of $400,000.  If we meet our growth expectations, there will be no need for second round of financing.  However, if our expectations are not met, we will need additional cash to continue operating.  We do not know how we will obtain the needed financing but it may be in the form of a line of credit or a second round fund raising.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

-	Focus our major business on international trade, especially in Trinidad and Tobago, South America, Europe and Canada;
-	Get involved in such wide area trading activities and improve our online business and increase the number of internet visitors;
-	Return to our primary business plan: to use our website to work with our offline trade show center to join international manufacturers and buyers together.

In the near future, the company has no plan to purchase or sell any significant plant and equipment.

Other than one or two sales persons, the company is not planning to increase it employee base significantly in the next three months. However, after three months, the company may need to add some local employees under the company’s subsidiary in Trinidad and Tobago, Chinese Manufacturers Online (Caribbean), LLC.

In the next 12 months, the company is expected to get more involvement in trading with Trinidad and Tobago government and local business entities. In Europe and Canada, the company is expected to enlarge its printing and trading businesses significantly.  After periodically evaluations, the company may plan to operate its own American trade show center

Liquidity and Capital Resources

Our primary source of liquidity as of December 31, 2007 is our cash on hand.  Our cash on hand as of December 31, 2007 was $557,033.  Our current assets totaled $646,590 on December 31, 2007.  Our current liabilities were $53,970 on December 31, 2007.

We will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements.  There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

The Company recognizes revenue from product sales on the net basis when the products are shipped from the manufacturer.  Other service revenue is recognized when services are performed and billable.

The Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7.                      FINANCIAL STATEMENTS

CHINESE MANUFACTURERS ONLINE CORP.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1- F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2007 (CONSOLIDATED) AND 2006

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDING DECEMBER 31, 2007 (CONSOLIDATED) AND 2006 AND THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2007 (CONSOLIDATED)

PAGES	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2007 (CONSOLIDATED)

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDING DECEMBER 31, 2007 (CONSOLIDATED)AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2007 (CONSOLIDATED)

PAGES	F-7 - F-16	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Chinese Manufacturers Online Corp.

We have audited the accompanying consolidated balance sheet of Chinese Manufacturers Online Corp. and subsidiaries (A Development Stage Company) as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity (deficiency) and cash flows for the year then ended December 31, 2007 and for the period December 9, 2005 (Inception) to December 31, 2007. The financial statements for the year ended December 31, 2006 were audited by other auditors whose report dated March 15, 2007 on these statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period December 9, 2005 (Inception) through December 31, 2007 in so far as they relate to amounts for the period through December 31, 2006, are based on the report of the other auditor. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Chinese Manufacturers Online Corp. and subsidiaries (A Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows for the year then ended December 31, 2007 and for the period December 9, 2005 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY. P.A.
Certified Public Accountants

Boynton Beach, Florida
March 12, 2008

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

Gately & Associates, LLC

March 15, 2007

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Balance Sheets
December 31, 2007 and 2006

ASSETS
	December 31, 2007	December 31,
	(Consolidated)	2006

Current Assets	$	$
Cash	557,033	-
Prepaid expenses and other current assets	10,505	-
Due from related party	79,052	-

Total Current Assets	646,590	-

Property and Equipment, net	16,429	-

Total Assets	$663,019	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$53,970	$1,750

Total Liabilities	53,970	1,750

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,100,000 and 100,000 shares issued and outstanding, respectively	10,100	100
Additional Paid in Capital	2,918,500	-
Deferred Stock compensation	(358,199)	-
Subscriptions receivable	(10,000)	-
Accumulated deficit during development stage	(1,951,352)	(1,850)

Total Stockholders' Equity (Deficiency)	609,049	(1,750)

Total Liabilities and Stockholders' Equity (Deficiency)	$663,019	$-

See accompanying notes to financial statements

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Statements of Operations

			For the period from
	For the year ended		December 9, 2005 (Inception)
	Ended December 31, 2007	For the year Ended December 31,	to December 31, 2007
	(Consolidated)	2006	(Consolidated)

Revenue	$1,074	$-	$1,074

Operating Expenses
General and administrative	36,063	1,450	37,913
Computer and Internet expense	13,074		13,074
Advisory Services	1,616,801	-	1,616,801
Salary expense	180,193	-	180,193
Professional fees	97,495	-	97,495
Research and Development	9,355	-	9,355
Total Operating Expenses	1,952,981	1,450	1,954,831

Net loss from Operations	(1,951,907)	(1,450)	(1,953,757)

Other Expense
Interest Income	2,237	-	2,237
Other Income	168	-	168
Total Other expense	2,405	-	2,405

Loss from Operations

Provision for Income Taxes	-	-	-

Net Loss	$(1,949,502)	$(1,450)	$(1,951,352)

Loss per Common Share - Basic and Diluted	$(2.73)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	713,222	100,000

See accompanying notes to financial statements

Chniese Manufacturers Online Corp
(A Development Stage Company)
Statement of Changes in Stockholders Equity (Deficiency)
For the period from December 9, 2005 (Inception) to December 31, 2007

					Additional	Deficit accumulated during	Deferred		Total Stockholder's
	Preferred Stock		Common Stock		Paid In	development	Stock	Subscription	Equity
	Shares	Par	Shares	Par	Capital	stage	Compensation	Receivable	(Deficiency)

Common Stock issued for
Incorporation expenses ($0.001 per share)	-	$-	100,000	$100	$-	$-	$-	$-	$100

Net Loss	-	-	-	-	-	(400)	-	-	(400)

December 31, 2005	-	-	100,000	100	-	(400)	-	-	(300)

Net Loss	-	-	-	-	-	(1,450)			(1,450)

December 31, 2006	-	-	100,000	100	-	(1,850)	-	-	(1,750)

Common Stock isssued for cash, Net
($0.25 per share)	-	-	626,000	626	155,874	-	-	-	156,500

Common Stock issued for cash, Net
($0.50 per share)	-	-	1,474,000	1,474	728,026	-	-	(10,000)	719,500

Common Stock issued for services
($0.25 per share)	-	-	7,900,000	7,900	1,967,100	-	(358,199)	-	1,616,801

Capital Contribution	-	-	-	-	67,500	-	-	-	67,500

Net Loss	-	-	-	-	-	(1,949,502)	-	-	(1,949,502)

Balance, December 31, 2007 (Consolidated)	-	$-	10,100,000	$10,100	$2,918,500	$(1,951,352)	$(358,199)	$(10,000)	$609,049

See accompanying notes to financial statements

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Year Ended	For the Year	December 9, 2005(Inception) to
	December 31, 2007	Ended December 31,	December 31, 2007
	(Consolidated)	2006	(Consolidated)
Cash Flows From Operating Activities:
Net Loss	$(1,949,502)	$(1,450)	$(1,951,352)

Adjustments to reconcile net loss to net cash used in operations
Issuances of shares for services rendered	1,616,801	-	1,616,801
In-kind contribution	-	-	100
Depreciation	1,075	-	1,075
Changes in operating assets and liabilities:
Increase in prepaid expenses	(10,505)	-	(10,505)
Due from related party	(79,052)	-	(79,052)
Increase in accounts payable	52,220	1,450	53,970
Net Cash Used In Operating Activities	(368,963)	-	(368,963)

Cash Flows From Investing Activities:
Purchase of Proprty and Equipment	(17,504)	-	(17,504)
Net Cash used in Investing Activities:	(17,504)	-	(17,504)

Cash Flows From Financing Activities:
Stock issued for cash, Net	876,000	-	876,000
Capital Contribution	67,500		67,500
Net Cash Provided by Financing Activities	943,500	-	943,500

Net Increase in Cash	557,033	-	557,033

Cash at Beginning of Period	-	-	-

Cash at End of Period	$557,033	$-	$557,033

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS

See accompanying notes to financial statements

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 & 2006
NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Chinese Manufacturers Online Corp. (F/K/A 4308, Inc.) (hereinafter “the Company”) (a development stage company) was incorporated under the laws of the State of Delaware on December 9, 2005.

On July 2, 2007, pursuant to a Stock Purchase Agreement and Share Exchange between Guoyou Lin and Michael Raleigh, the sole Sole shareholder of 4308, Inc (the “Agreement”), Mr. Lin obtained all of the issued and outstanding shares of 4308, Inc. Pursuant to the Agreement, Mr. Lin changed our name to Chinese Manufacturers Online Corp. (“CMO”) to better reflect our new business plan.

We are currently located in New Jersey.  CMO provides high-level expertise in promoting online business for Chinese manufacturers and international buyers, business related channel development, distribution strategies, and marketing of Chinese manufactured products.

Activities during the development stage include developing the business plan, negotiating intellectual property agreements and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Principles of Consolidation

The 2007 financial statements include the accounts of Chinese Manufacturers Online Corp and its wholly-owned subsidiaries Chinese Manufacturer Group (CMG) from August 22, 2007 (Inception) to December 31, 2007 and United Industries Group (UIC) from August 22, 2007 (Inception) to December 31, 2007.  The 2006 financial statements include the accounts of Chinese Manufacturers Online Corp.

All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 & 2006
NOTES TO FINANCIAL STATEMENTS

(D) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software and five year life for computer equipment and a seven year life for furniture and equipment.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits.  At December 31, 2007 and 2006, the Company had $451,551 and $0 in excess of FDIC insurance limits, respectively.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31, 2007 and 2006, there were no common share equivalents outstanding.

(H) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use.

(I) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 & 2006
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2007 and 2006, the Company had a net operating loss carryforward of approximately $330,613 and $0  respectively, available to offset future taxable income through 2027.  The valuation allowance at December 31, 2007 was $662,121.  The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $112,408.

(J) Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

(K) Recent Accounting Pronouncements

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

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 & 2006
NOTES TO FINANCIAL STATEMENTS

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(L) Revenue Recognition

The Company recognizes revenue from product sales on the net basis when the products are shipped from the manufacturer.  Other service revenue is recognized when services are performed and billable.  Revenue for membership fees is recognized over the term of the membership period.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 & 2006
NOTES TO FINANCIAL STATEMENTS

NOTE 2 PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006 property and equipment is as follows:

	2007	2006

Computer and equipment	$4,914	$-
Software	3,495	-
Furniture and equipments	9,095	-
Less accumulated depreciation and amortization	(1,075)	-

	$16,429	$-

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 and for the period from December 9, 2005 (Inception) to December 31, 2007 was $1,075, $0  and $1,075, respectively.

NOTE 3 STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock Issued for Cash

During the year ending December 31, 2007, the Company issued 626,000 shares of common stock for cash of $156,500 at the price of 0.25 per share and 1,474,000 shares of common stock for cash of $737,000 at the price of $0.50 per share and paid direct offering costs of $7,500.

(B) Common Stock Issued for Services

During the year ending December 31, 2007, the Company issued 7,900,000 of common stock at a fair value of $0.25 per share to its board members for service valued at $1,975,000.  The value of the shares will be amortized over the service period of six months and issuance of shares is contingent upon successfully completing a six month term.  As of December 31, 2007, the Company has recognized $1,616,801 of stock compensation expense.

During the period ending December 31, 2005, the Company issued 100,000 shares of common stock at a price of $0.001 per share for $100 of incorporation expenses.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 & 2006
NOTES TO FINANCIAL STATEMENTS

(D) Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 per value preferred stock.  As of December 31, 2007, there are no shares of preferred stock outstanding.

(E) Capital Contribution

During the year ended December 31, 2007, the company recorded $67,500 of capital contribution by its principal stockholder.

NOTE 4 COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On August 1, 2007, the Company entered into a one year employment agreement with its Chief Executive Officer.  The agreement calls for an annual salary in of $135,000 in 2007 and an annual salary of $250,000 in 2008 plus all reasonable benefits as the company may offer to employees.  In addition, he will receive an annual bonus of 2% of the annual net profit during the term of the agreement.

On August 1, 2007, the Company entered into a one year employment agreement with its Chief Marketing Officer.  The agreement calls for an annual salary of $100,000 for the first four months and $200,000 for the last eight months plus all reasonable benefits as the company may offer to employees.  In addition, he will receive an annual bonus of 1% of the annual net profit during the term of the agreement.

(B) Operating Agreement

On July 9, 2007, the Company entered into a one-year lease agreement for office space.  The lease calls for monthly payment of $1,650 plus utilities.

(C) Board of Directors Agreement

During the year ending December 31, 2007, the Company issued 7,900,000 of common stock at a fair value of $0.25 per share to its board members for service valued at $1,975.000.  The value of the shares will be amortized over the service period of six months and issuance of shares is contingent upon successfully completing a six month term.  As of December 31, 2007, the Company has recognized $1,616,801 of stock compensation expense.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 & 2006
NOTES TO FINANCIAL STATEMENTS

NOTE 5 RELATED PARTY TRANSACTIONS

During 2007, the Company was engaged with a marketing and information technology support company in China.  One of the Company’s directors is also the president of this marketing and information technology support company. During 2007, the company and the related party agreed to terminate the agreement and the related party agreed to return $79,052.  A total of $116,000 was paid for services performed for the Company.  At year end it was determined that only $36,948 worth of services was earned due to related party conflicts.  At December 31, 2007 $79,052 is recorded as a receivable from this marketing and information technology support company.

NOTE 6 SUBSEQUENT EVENT

(A) New Cooperate Business Contract

On February 15, 2008 CMO entered into a cooperative business contract with a consultant to conduct marketing and promotion sales activity in buying of Chinese manufactured products and marketing and selling them to both the private and public sectors in the Trinidad and Tobago market.  CMO will form a new business entity called TCMP – CMO in Trinidad.  The new entity will conduct all business under the joint effort with the consultant.  This agreement is effective until December 31, 2019.  CMO will receive 70% of the profit/loss associates with this contract.  The consultant will receive 30% of the profit /loss associates with this contract.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On November 14, 2007, Gately & Associates (“Gately”) was dismissed as our independent auditor and we engaged Webb & Company, PA (“Webb”) as our principal independent accountant. This decision to engage Webb was ratified by the majority approval of the Board of Directors of the Company.  The change of auditors was disclosed in our Form 8-K filing on November 16, 2007 and all information contained in the Form 8-K is incorporated by reference herein.

ITEM 8A(T).    CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following chart lists all of the Officers and Directors of the Company and their respective ages, position and term of service.

Name	Age	Position	Term
Guoyou Lin (1)	43	Director	November 2007 – Present
Frank Hawkins (2)	66	Director	November 2007 – Present
Michael Mai (3)	52	Director	November 2007 – Present
Sam Guo (4)	49	Director	November 2007 – Present
David Weiguo Xiao (5)	34	Director	November 2007 – Present
Dian Fuwang (6)	72	Director	November 2007 – Present
Manfred Opel (7)	69	Director	November 2007 – Present
Tyrol Tang (8)	49	Chief Executive Officer	November 2007 – Present
Dr. Terry W. Moritz (9)	60	Chief Marketing Officer	November 2007 – Present

(1)  Mr. Guoyou Lin received 5,000,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 5,000,000 shares have an aggregate value of $1,250,000.

(2)  Mr. Frank Hawkins received 250,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 250,000 shares have an aggregate value of $62,500.

(3)  Mr. Michael Mai received 250,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 250,000 shares have an aggregate value of $62,500.

(4)  Mr. Sam Guo received 250,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 250,000 shares have an aggregate value of $62,500.

(5)  Mr. David Weiguo Xiao received 250,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 250,000 shares have an aggregate value of $62,500.

(6)  Mr. Dian Fuwang received 300,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 300,000 shares have an aggregate value of $75,000.

(7)  Mr. Manfred Opel received 300,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 300,000 shares have an aggregate value of $75,000.

(8)  Mr. Tyrol Tang received 1,000,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 1,000,000 shares have an aggregate value of $250,000.

(9)  Mr. Terry Moritz received 300,000 shares of Company common stock as compensation for his services as a Director of the Company.  The 300,000 shares have an aggregate value of $75,000.

Mr. Guoyuo Lin - Director
Mr. Lin, was born in Guangdone province of China. He is the founder of Chinese Manufacturers Association and ChangShang.com. Mr. Lin is an enterprise leader having the needed strategic vision. He was involved and became very successful in manufacturing business in his early age. By loving his country and Chinese people, he has dedicated himself to promote Chinese manufacturing industry. At the same time, he developed close relationship with manufacturers in multiple industries. By seeing the need in the international market, he initiated the development of Chinese Manufacturers Online Corp (CMO), a US base company. Through CMO, his ambition of bringing international buyers to meet with Chinese manufacturers directly on the online platform using unique services can be accomplished. Mr. Lin has earned his MBA degree in 2007 from University of Wales, Newport.

Mr. Frank Hawkins, Director
Mr. Frank Hawkins, age 66, has been CEO of Hawk Associates, Inc., a leading small cap investor relations firms serving clients in the U.S., China and Vietnam, since he founded the company in 1995. He is also a co-founder of the Hanoi-based Vietnam Financial Media Corporation. Mr. Hawkins was formerly president of the Access Asia Group, a small conglomerate in Hong Kong.

Previously, he served as vice president/corporate relations and planning and head of the investor relations program at Knight-Ridder, Inc. During that time, the company won every major national investor relations award, in some cases, numerous times.

In the early part of his career, Hawkins served with U.S. Intelligence in Germany and went on to become a foreign and war correspondent in Asia, the Middle East and Europe for the Associated Press before heading up AP-Dow Jones in London.

An expert in corporate strategy and information programs and communications for small publicly traded companies, he has been involved in stock listings in New York, Tokyo and Frankfurt and company presentations in major financial centers in the U.S. as well as London, Zurich, Geneva, Tokyo and Singapore. A graduate of the Defense Language Institute, he is fluent in German. He has a B.S. degree in government from Cornell University and is author of "Ritter's Gold," an adventure novel published in several languages by the New American Library. Hawkins is a member of the Association of Former Intelligence Officers and the Audubon Society. He is listed in Who's Who in America and Who's Who in the World and serves on the board of the Florida Keys Electric Cooperative and the Vietnam Financial Media Corporation in Hanoi.

Mr. Michael Mai, Director
Mr. Mai, age 52, heads the China Culture & Trade Center Group USA, CCTC, as the Chairman and Chief Executive Office, and helps the company to build a direct bridge between US and Chinese groups for better cultural and entertainment exchange since January, 2006. On August 2004, Mr. Mai had also appointed the position of Chief Executive Office for Everyoung USA/MSL Culture & Entertainment, which was later merged with CCTC.

From January 2001 to December 2005, Mr. Mai had also had his own business in adult daycare industry, Mikkon Adult Day Health Care Center. This business was operated under Mikkon Corporation, at which Mr. Mai was the president.

In addition to the principles of the above business entities, Mr. Mai was also serviced in other companies as general manager and manager as well. With the extensive experience in working with multi-cultural background, Mr. Mai was awarded the Outstanding Chinese Award from Chinese Daily Newspaper in Los Angeles in 2003. He was also elected as president of China Ethnic Culture and Arts Association, Los Angeles.

Mr. Mai achieved BA in English in 1982 from South China Normal University and MA in Education in 1990 from University of San Francisco.

Mr. Sam Guo, Director
Mr. Guo, age 49, has more than 25 years of management experience, especially in the international trade industry. Since 2004, Mr. Guo has been an Adjunct professor, at UC Berkeley, Haas School of Business, an adjunct professor, Department of Business and Management, UCLA Extension and an adjunct professor at Graziadio School of Business and Management, Pepperdine University. Since 2000, Mr. Guo has been the president of Amax Global, Inc., a US-China business consulting company, in Guangzhou, China and Los Angeles. From 2000 to 2001, Mr. Guo was the Regional Sales Director, Asia Network Engines, Inc., Canton, Massachusetts. Network Engines is a public company specializing in development, manufacturing, and distribution of server appliances for IDC, high-density servers, storage equipment (NAS) and other network products.

In 1993, Mr. Guo has earned a M.B.A. Degree from Louisiana State University, Baton Rouge, Louisiana and in 1982, he earned a B.A. Degree in English Language and Literature in Zhongshan (Sun Yat-sen) University, Guangzhou, China.

Other than teaching, Mr. Guo was heavily involved in Chinese international business. In his career, Mr. Guo has been working in management positions like president, vice president, director, general manager and project manager.

Mr. David Weiguo Xiao, Director
Mr. Xiao, age 34, is currently the Vice General Manager of Zhongshan Hunter sourcing company; China Purchasing Representative for Tupai group, a Portuguese company; and China Purchasing Representative for Hastens, a Swedish company.

From April 2000 to April 2004, Mr. Xiao was a purchasing manager of IKEA’s subsidiary company, Modul Service AB Shenzhen representative office.

From June 1998 to April 2000, Mr. Xiao was an engineer in the technical department of Gree Electronics Appliance co. Ltd.

From March 1996 to June 1998, Mr. Xiao was working as a salesman in export department of Hengyang Metallurgy Machinery & Epuipment Export/Import Company.

From July 1990 to March 1996, Mr. Xiao was an engineer at heat treatment Sub-factory of Hengyang Non-ferrous Metallurgy Machinery General Works.

Mr. Xiao is pursuing EMBA course of Renming University of China. In 1990, he obtained a diploma from Huazhong Science and Technology University in 1990 with major in metal material and heat treatment.

Mr. Dian Pu Wang, Director
Mr. Wang, age 72, was born in Liaoning province in China. From 1961 to 1979, Mr. Wang was the senior administrator of the electronic industry department under Chinese State Department. During the same period, he was also the engineer, minister, office director of the Electronic Industry Department of Fourth Engineering Department. From 1979 to 1991, he was the principle director and senior engineer of Beijing Broadcasting Equipment Company, the largest broadcasting equipment company in China.

From 1991 to 1992, Mr. Wang was promoted to be the General Economist of Chinese Electronic Company (CEC) and the director of Electronic System Authority. CEC is the largest electronic company in China and having more than 50 billion RMB in capital.

Mr. Wang was the executive director of Shenzhen Electronic Group Co. Ltd. from 1993 to 2000. Shenzhen Electronic Group Co. Ltd. is the first business group in the electronic industry in China. It owns four different publicly trade companies on the Shenzhen Stock Exchange and it is one of the largest electronic companies in Shenzhen. During these 7 years, Mr. Wang accomplished the joint ventures with Hitachi, Samsung and other international electronic giants.

From 2000 to 2004, Mr. Wang was elected to be the vice president of Chinese Electronic Company Association, president of Shenzhen Electronic Company Association. And Chairman of Chinese Manufacturers Association.

From December 2004 to April 2007, Mr. Wang was the president of the board of directors and senior consultant of Skyworth Group.

Mr. Manfred Opel, Director
Manfred Opel, 69, living in Germany is a retired General from the German Airforce and the European NATO-base and a proud new member of CMO's Board of Directors His education, awards, achievements, and involvements in the latest and newest high-tech-industry guarantees success and growth for CMO's future.

During the Sixties, Mr. Manfred Opel finished his master degree in mechanical and electrical engineering followed his MS in aerospace engineering. Additionally he accomplished his MA. for international relations at the Boston University in Boston, MA, USA.

During his career some of his duties have been working for the German State Secretary for its security, Chief of Strategy planning at the NATO headquarter in Brussels, Commander of the German Air Force Logistic Department, Deputy Chief of staff German Airforce and General for Airforce Acquisition and Technology.

Since 1988 he is a member of German Parliament and a member of the NATO Parliament Assembly.

Simultaneously, he owns two high-tech engineering companies and Consulting Company in northern Germany.

Mr. Opel personal goal is to setup a European company headquartered in Germany.

Mr. Tyrol Tang – Chief Executive Officer
Mr. Tang has more than 20 years of project management and development experience in the information technology industry. Since 1990, he owned and operated his own consulting business and contracted with multiple companies and institutions including CitiGroup, TheStreet.com, Columbia University, University of Medicine and Dentistry of New Jersey, Garden State Multiple Listing System, etc. Through these projects, Mr. Tang established a strong network of business and built a very solid foundation in management and technical development. In year 2000, he expanded his business to operate a local technical teaching institute and running a startup B-to-B website. Being the owner, Mr. Tang involved in everything in the business cycle and gained extensive experience in running the online business.

Mr. Tang earned two Master of Science Degrees from New Jersey Institute of Technology, one in Computer Science in 1987 and other in Traffic Engineering in 1989. Before entering Graduate school, Mr. Tang earned a B.Sc. degree in Computer Science from The University of Western Ontario, Canada in 1984.

Mr. Tang was awarded with the 'Outstanding Contributor Award' in 2001 while participating in the Internet Business Exhibition organized by Lower Manhattan Business Association as a keynote speaker.

Dr. Terry W. Moritz – Chief Marketing Officer
Dr. Moritz has an utmost detailed background in project management and implementation of marketing strategies in the Information Technology field. His experience and credentials guarantees an administrative success for a project. He achieved BS in Computer Science, BS in Electronics, MS in Industrial Engineering and a Ph.D. in Economics. He has over 25 years experience in field management. Former employers include Texas Instrument, Digital Equipment, IBM, Novell, Iomega Corporations, US-University of Colorado, and Westwood College of Technology.

Successful inventions and technological applications developed by Dr. Moritz include the Skypager™, manufactured by Motorola and the INTEL-A-System™, manufactured by IBM. He developed and implemented in cooperation with INTEL and Microsoft high-tech Computer-Based-Training-programs and a world wide video conferencing system for the German automobile industry (BMW, Mercedes and Volkswagen).

He researched, designed and marketed the 'Rock-Cuisine™', approved by the FDA and NSF (recommended by the American Heart and Diabetic Association for a healthy eating concept). Dr. Moritz owned and operated M&C Ltd., Canada; US-Europe-Consulting in California, served as CEO and Chairman of NSA Corporation in California and Melbourne, Australia.

Since 1992 he consults the industry and communities with his Consulting Company with offices in Munich, Germany; Estes Park, Colorado and Orange, California, focusing on implementation of new technologies combined with educational training systems.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have compensated our Directors for service on our Board of Directors as provided herein. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Tyrol Tang, Chief Executive Officer	2007	$135,000	0	$41,667	0	0	0	0	$176,667
	2006	$0	0	0	0	0	0	0	$0
Dr. Terry W. Moritz, Chief Marketing Officer	2007	$100,000	0	$70,565	0	0	0	0	$170,565
	2006	$0	0	0	0	0	0	0	$0

Employment Agreements

We have employment agreements in place with our officers of the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Guoyuo Lin	5,100,000	50.49%
Sam Guo	250,000	2.47%
Michael Mai	250,000	2.47%
Frank Hawkins	250,000	2.47%
Dianfu Wang	300,000	2.97%
Weiguo Xiao	250,000	2.47%
Manfred Opel	300,000	2.97%
Tyrol Tang	1,000,000	9.9%
Dr. Terry W. Moritz	300,000	2.97%

All Executive Officers	8,000,000	79.20%
and Directors as a Group
(9 people)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.    EXHIBITS

Exhibit Number	Exhibit Title

14	Code of Ethics

31.1	Certification of Tyrol Tang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Tyrol Tang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, we were billed approximately $13,625 and $3,250 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2007 and December 31, 2006.

Tax Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and December 31, 2006.

Audit Committee Pre-Approval

As disclosed above, we do not currently have an audit committee and, therefore, we have not adopted any pre-approval policies or procedures of the audit committee.

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

Chinese Manufacturers Online Corp.

By:	/s/ Tyrol Tang
Chief Executive Officer and Principal Accounting Officer

Dated:	April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tyrol Tang Tyrol Tang	Chief Executive Officer and Principal Accounting Officer	April 15, 2008