Form 10-Q
period 2008-03-31
Chinese Manufacturers Online Corp
filed 2008-05-20
CIK 1353486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Chinese Manufacturers Online Corp.
 (Exact name of registrant as specified in Charter

Delaware	000-51884
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

115 Route 46 West, Suite B-12
Mountain Lakes, NJ 07046
 (Address of Principal Executive Offices)
 _______________

(973) 299-9888
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2008: 10,100,000 shares of common stock.

Chinese Manufacturers Online Corp.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

CHINESE MANUFACTURERS ONLINE CORP.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (Unaudited) AND DECEMBER 31, 2007

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007 AND THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2008 (Unaudited)

PAGES	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2008 (Unaudited)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007 AND PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2008 (Unaudited)

PAGES	5 - 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31,
	(Unaudited)	2007

Current Assets	$	$
Cash	390,428	557,033
Prepaid expenses and other current assets	12,257	10,505
Due from related party	50,015	79,052

Total Current Assets	452,700	646,590

Property and Equipment, net	15,567	16,429

Total Assets	$468,267	$663,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$126,250	$53,970

Total Liabilities	126,250	53,970

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,100,000 and 10,100,000 shares issued and outstanding, respectively	10,100	10,100
Additional Paid in Capital	2,918,500	2,918,500
Deferred Stock compensation	(108,333)	(358,199)
Subscriptions receivable	(10,000)	(10,000)
Accumulated deficit during development stage	(2,468,250)	(1,951,352)

Total Stockholders' Equity	342,017	609,049

Total Liabilities and Stockholders' Equity	$468,267	$663,019

See accompanying notes to financial statements.

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
			For the period from
	For the three months	For the three	December 9, 2005
	Ended March 31,	months Ended	(Inception) to March 31,
	2008 (Consolidated)	March 31, 2007	2008 (Consolidated)

Revenue	$2,154	$-	$3,228

Operating Expenses
General and administrative	55,667	250	93,580
Computer and Internet expense	12,081	-	25,155
Advisory Services	249,866	-	1,866,667
Salary expense	175,068	-	355,261
Professional fees	20,877	-	118,372
Research and Development	9,675	-	19,030
Total Operating Expenses	523,234	250	2,478,065

Net loss from Operations	(521,080)	(250)	(2,474,837)

Other Income (Expense)
Interest Income	4,121	-	6,358
Other Income	61	-	229
Total Other Income (Expense)	4,182	-	6,587

Loss from Operations before Provision for Income Taxes	(516,898)	(250)	(2,468,250)

Provision for Income Taxes	-	-	-

Net Loss	$(516,898)	$(250)	$(2,468,250)

Loss per Common Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	8,800,000	100,000

See accompanying notes to financial statements.

Chniese Manufacturers Online Corp
(A Development Stage Company)
Statement of Changes in Stockholders Equity
For the period from December 9, 2005 (Inception) to March 31, 2008

					Additional	Deficit accumulated during	Deferred		Total Stockholder's
	Preferred Stock		Common Stock		Paid In	development	Stock	Subscription	Equity
	Shares	Par	Shares	Par	Capital	stage	Compensation	Receivable	(Deficiency)

Common Stock issued for Incorporation expenses ($0.001 per share)	-	$-	100,000	$100	$-	$-	$-	$-	$100

Net Loss	-	-	-	-	-	(400)	-	-	(400)

December 31, 2005	-	-	100,000	100	-	(400)	-	-	(300)

Net Loss	-	-	-	-	-	(1,450)	-	-	(1,450)

December 31, 2006	-	-	100,000	100	-	(1,850)	-	-	(1,750)

Common Stock issued for cash, Net
($0.25 per share)	-	-	626,000	626	155,874	-	-	-	156,500

Common Stock issued for cash, Net
($0.50 per share)	-	-	1,474,000	1,474	728,026	-	-	(10,000)	719,500

Common Stock issued for services	-	-	7,900,000	7,900	1,967,100	-	(358,199)	-	1,616,801
($0.25 per share)

Capital Contribution	-	-	-	-	67,500	-	-	-	67,500

Net Loss	-	-	-	-	-	(1,949,502)	-	-	610,799

December 31, 2007 (Consolidated)	-	-	10,100,000	10,100	2,918,500	(1,951,352)	(358,199)	(10,000)	609,049

Accretion of deferred compensation	-	-	-	-	-	-	249,866	-	249,866

Net Loss	-	-	-	-	-	(516,898)	-	-	(516,898)

Balance, March 31, 2008 (Consolidated)	-	$-	$10,100,000	$10,100	$2,918,500	$(2,468,250)	$(108,333)	$(10,000)	$342,017

See accompanying notes to financial statements.

Chinese Manufacturers Online Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For the three months	For the three	December 9, 2005
	Ended March 31,	months Ended	(Inception) to March 31,
	2008 (Consolidated)	March 31, 2007	2008 (Consolidated)
Cash Flows From Operating Activities:
Net Loss	$(516,898)	$(250)	$(2,468,250)

Adjustments to reconcile net loss to net cash used in operations
Issuances of shares for services rendered	249,866	-	1,866,667
In-kind contribution	-	-	100
Depreciation	862	-	1,937
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,752)	-	(12,257)
Due from related party	29,037	-	(50,015)
Increase in accounts payable	72,280	250	126,250
Net Cash Used In Operating Activities	(166,605)	-	(535,568)

Cash Flows From Investing Activities:
Purchase of Proprty and Equipment	-	-	(17,504)
Net Cash used in Investing Activities:	-	-	(17,504)

Cash Flows From Financing Activities:
Stock issued for cash, Net	-	-	876,000
Capital Contribution	-	-	67,500
Net Cash Provided by Financing Activities	-	-	943,500

Net Increase (Decrease) in Cash	(166,605)	-	390,428

Cash at Beginning of Period	557,033	-	-

Cash at End of Period	$390,428	$-	$390,428

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Principles of Consolidation

The accompanying 2008 condensed consolidated financial statements include the accounts of Chinese Manufacturers Online Corp. and its 100% owned subsidiaries Chinese manufacturers Group (USA) Corp. (from August 22, 2007, date of incorporation) and United Industries Group (USA) Corp. (from August 23, 2007, date of incorporation). The 2007 condensed financial statements include the accounts of Chinese Manufacturers Online Corp.  All intercompany accounts have been eliminated in the consolidation.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(C) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Basic and Diluted Earnings (Loss) Per Share

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

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

(F) Income Taxes

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

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(G) Stock-Based Compensation

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

(H) Business Segments

The Company has two subsidiaries, Chinese Manufacturers Group and United Industries Group.  These two subsidiaries have no activities since inception.

(I) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(J) Revenue Recognition

The Company recognizes revenue from product sales when the products are shipped and title passes to customers.  Outbound shipping charges are included in net sales with the corresponding cost included in cost of sales.  Other service revenue is recognized when services are performed and billable.

(K) Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007.

(L) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software and five year life for computer equipment and a seven year life for furniture and equipment.

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits.  At March 31, 2008 and December 31, 2007, the Company had $281,980 and $451,551 in excess of FDIC insurance limits, respectively.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

For the twelve months ending December 31, 2007, the Company issued 626,000 shares of common stock for cash of $156,500 at the price of 0.25 per share and 1,474,000 shares of common stock for cash of $737,000 at the price of $0.50 per share.

(B) Common Stock Issued for Services

For the twelve months ending December 31, 2007, the Company issued 7,900,000 of common stock at a fair value of $0.25 per share to its board members for service valued at $1,975.000.  The value of the shares will be amortized over the service period of six months.  As of December 31, 2007, the Company has recognized $1,616,801 of stock compensation expense.  As of March 31, 2008, the Company has recognized $ 1,866,667 of stock compensation expense.

(D)Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 per value preferred stock.  As of March 31, 2008, there are no shares of preferred stock outstanding.

(D) In-Kind Contribution

During the twelve months ended December 31, 2007, the company recorded $67,500 of in-kind contribution by its principal stockholder.

NOTE 3 COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On August 1, 2007, the Company entered into a one year employment agreement with its Chief Executive Officer.  The agreement calls for an annual salary of $135,000 in 2007 and an annual salary of $250,000 in 2008 plus all reasonable benefits as the company may offer to employees.  In addition, he will receive an annual bonus of 2% of the annual net profit during the term of the agreement.

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 1, 2007, the Company entered into a one year employment agreement with its Chief Marketing Officer.  The agreement calls for an annual salary of $100,000 for the first four months and $200,000 for the last eight months plus all reasonable benefits as the company may offer to employees.  In addition, he will receive an annual bonus of 1% of the annual net profit during the term of the agreement.   The agreement was terminated on April 30, 2008 when the CMO resigned.

(B) Operating Agreement

On July 9, 2007, the Company entered into a one-year lease agreement for office space.  The lease calls for monthly payment of $1,650 plus utilities.

(C) Board of Directors Agreement

During the year ending December 31, 2007, the Company issued 7,900,000 of common stock at a fair value of $0.25 per share to its board members for service valued at $1,975.000.  The value of the shares will be amortized over the service period of six months and issuance of shares is contingent upon successfully completing a six month term.  As of December 31, 2007, the Company has recognized $1,616,801 of stock compensation expense as of March 31, 2008, the Company has recognized $1,866,667 of stock compensation expense.

(D) Cooperate Business Contract

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

CHINESE MANUFACTURERS ONLINE CORP.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4  RELATED PARTY TRANSACTIONS

During 2007, the Company was engaged with a marketing and information technology support company in China.  One of the Company’s directors is also the president of this marketing and information technology support company. During 2007, the company and the related party agreed to terminate the agreement and the related party agreed to return $79,052.  A total of $116,000 was paid for services performed for the Company.  At year end it was determined that only $36,948 worth of services was earned due to related party conflicts.  At March 31, 2008 and December 31, 2007 $50,015 and $79,052 is recorded as a receivable from this marketing and information technology support company.

During 2007, the company advanced the Chief Marketing Officer $7,500 as part of a relocation package. As at March 31, 2008 $6,650 was outstanding. The balance was repaid when the CMO resigned on April 30, 2008.

NOTE 5  SUBSEQUENT EVENT

Purchase of A Sign Store

Effective May 9, 2008, the Company purchased the assets of Accugraphic Sign, Inc. and paid $24,000 in cash for all the tangible and intangible assets of Accugraphic Sign, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary source of liquidity as of March 31, 2008 is our cash on hand.  Our cash on hand as of March 31, 2008 was $390,428.  Our current assets totaled $468,267 on March 31, 2008.  Our current liabilities were $126,250 on March 31, 2008.

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

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  SFAS 161 was issued in response to constituents’ concerns regarding the adequacy of existing disclosures of derivative instruments and hedging activities.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The letter dated March 18, 2008, Mr. Guo resigned from the Board of Directors.  On April 30, 2008, the Board of Directors approved his resignation  and recorded it in the Board of Directors minutes.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINESE MANUFACTURERS ONLINE CORP.

Date: May 19, 2008	By:	/s/ Tyrol Tang
Tyrol Tang
President, Chief Executive Officer and Chief Financial Officer