Form 10-Q
period 2008-06-30
Chinese Manufacturers Online Corp
filed 2008-08-19
CIK 1353486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2008: 10,080,000 shares of common stock.

Chinese Manufacturers Online Corp.

FORM 10-Q

June 30, 2008

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

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

CHINESE MANUFACTURERS ONLINE CORP. AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 CONSOLIDATED AND 2007 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 CONSOLIDATED AND 2007 (UNAUDITED)

PAGES	5 – 10	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Chinese Manufacturers Online Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2008	December 31,
	(Unaudited)	2007

Current Assets
Cash	$92,383	$557,033
Accounts receivable, net	4,287	-
Prepaid expenses and other current assets	38,793	10,505
Due from related party	50,015	79,052
Inventory, net	20,979
Total current assets	206,457	646,590

Property and Equipment, net	18,555	16,429

Goodwill	13,887
Deposits	8,551	-
Total other assets	22,438	-

Total Assets	$247,450	$663,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$143,190	$53,970

Total Liabilities	143,190	53,970

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,080,000 and 10,100,000 shares issued and outstanding, respectively	10,080	10,100
Additional Paid in Capital	2,908,520	2,918,500
Deferred Stock compensation	-	(358,199)
Subscriptions receivable	-	(10,000)
Accumulated deficit	(2,814,340)	(1,951,352)

Total Stockholders' Equity	104,260	609,049

Total Liabilities and Stockholders' Equity	$247,450	$663,019

See accompanying notes to condensed unaudited financial statements.

Chinese Manufacturers Online Corp. and Subsidiaries
Condensed Statements of Operations
(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	Ended June 30, 2008	Ended June 30,	Ended June 30, 2008	Ended June 30,
	(CONSOLIDATED)	2007	(CONSOLIDATED)	2007

Revenue	$72,062	$-	$74,216	$-

Cost of Goods Sold	(103,239)	-	(112,914)	-

Gross Loss	(31,177)	-	(38,698)	-

Operating Expenses
General and administrative	52,165	250	107,832	750
Computer and Internet expense	1,404	-	13,485	-
Advisory Services	108,333	-	358,199	-
Salary expense	139,040	-	314,108	-
Professional fees	14,971	-	35,848	-
Total Operating Expenses	315,913	250	829,472	750

Net loss from Operations	(347,090)	(250)	(868,170)	(750)

Other Income (Expense)
Interest Income	546	-	4,667	-
Other Income	454	-	515	-
Total Other Income (Expense)	1,000	-	5,182	-

Loss from Operations before Provision for Income Taxes	(346,090)	(250)	(862,988)	(750)

Provision for Income Taxes	-	-	-	-

Net Loss	$(346,090)	$(250)	$(862,988)	$(750)

Loss per Common Share - Basic and Diluted	$(0.03)	$(0.00)	$(0.09)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	10,081,778	100,000	10,090,989	100,000

See accompanying notes to condensed unaudited financial statements.

Chinese Manufacturers Online Corp. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders Equity
For the period from December 9, 2005 (Inception) to June 30, 2008

					Additional		Deferred		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stock	Subscription	Stockholder's
	Shares	Par	Shares	Par	Capital	Deficit	Compensation	Receivable	Equity

December 31, 2007	-	$-	10,100,000	$10,100	$2,918,500	$(1,951,352)	$(358,199)	$(10,000)	$609,049

Common Stock subscription return ($0.50 per share)	-	-	(20,000)	(20)	(9,980)	-	-	10,000	-

Accretion of deferred compensation	-	-	-	-	-	-	358,199	-	358,199

Net Loss	-	-	-	-	-	(862,988)	-	-	(862,988)

Balance, June 30, 2008	-	$-	10,080,000	$10,080	$2,908,520	$(2,814,340)	$-	$-	$104,260

See accompanying notes to condensed unaudited financial statements.

Chinese Manufacturers Online Corp.
Condensed statements of Cash Flows
(Unaudited)

	For the six months	For the six months
	Ended June 30, 2008	Ended June 30,
	(CONSOLIDATED)	2007
Cash Flows From Operating Activities:
Net Loss	$(862,988)	$(750)

Adjustments to reconcile net loss to net cash used in operations
Issuances of shares for services rendered	358,199	-
Depreciation	1,724	-
Changes in operating assets and liabilities:
Accounts receivable	(699)	-
Prepaid expenses	(28,288)	-
Inventory	(18,304)	-
Security deposits	(8,551)	-
Due from related party	29,037	-
Increase in accounts payable and accrued expenses	89,220	750
Net Cash Used In Operating Activities	(440,650)	-

Cash Flows From Investing Activities:
Cash paid for asset purchase	(24,000)	-
Net Cash used in Investing Activities:	(24,000)	-

Cash Flows From Financing Activities:
Stock issued for cash, Net	-	-
Net Cash Provided by Financing Activities	-	-

Net (Decrease) Increase in Cash	(464,650)	-

Cash at Beginning of Period	557,033	-

Cash at End of Period	$92,383	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

CHINESE MANUFACTURERS ONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Chinese Manufacturers Online Corp. (hereinafter “the Company”) was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. During the six months ended June 30, 2008, the Company began its principle operations and has exited the development stage. The Company’s year end is December 31.

On July 2, 2007, pursuant to a Stock Purchase Agreement and Share Exchange between Guoyou Lin and Michael Raleigh, the sole shareholder of 4308, Inc. (the "Agreement"), Mr. Lin obtained all of the issued and outstanding shares of 4308, Inc. Pursuant to the Agreement, Mr. Lin changed our name to Chinese Manufacturers Online Corp. (“CMO”) to better reflect our new business plan.

We are currently located in New Jersey and expect to open an office in the Los Angeles area. CMO provides high-level expertise in promoting online business for Chinese manufacturers and international buyers, business related channel development, distribution strategies, and marketing of Chinese-manufactured products.  On May 16, 2008, CMO developed a distribution network through its 100% owned subsidiary, Chinese Manufacturers Online (Caribbean) Limited (TCMP-CMO), in Trinidad and Tobago. On April 1, 2008, CMO purchased a sign store to promote its local distribution business.

(B) Principles of Consolidation

The accompanying 2008 condensed consolidated financial statements include the accounts of Chinese Manufacturers Online Corp. and its 100% owned subsidiaries Chinese manufacturers Group (USA) Corp. (from August 22, 2007, date of incorporation) and United Industries Group (USA) Corp. (from August 23, 2007, date of incorporation), and Chinese Manufacturers Online (Caribbean) Ltd (TCMP-CMO) (established on May 16, 2008 in the Republic of Trinidad and Tobago). The 2007 condensed financial statements include the accounts of Chinese Manufacturers Online Corp.  All intercompany accounts have been eliminated in the consolidation.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

CHINESE MANUFACTURERS ONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

 (E) Basic and Diluted Earnings (Loss) Per Share

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

(F) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

(G) Income Taxes

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

(H) Stock-Based Compensation

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

(I) Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

CHINESE MANUFACTURERS ONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

(J) Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

(K) Revenue Recognition

The Company recognizes revenue from product sales when the products are shipped and title passes to customers.  Outbound shipping charges are included in net sales with the corresponding cost included in cost of sales.  Other service revenue is recognized when services are performed and billable.  Since the establishment of Chinese Manufacturers Online (Caribbean) Limited and the sign shop in Edison , New Jersey, revenue is also recognized from direct sales of products to CMO’s dealers and customers when the products are shipped and title passes and collectability is resonably assured.

(L) Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008.

CHINESE MANUFACTURERS ONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

 (M) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for software and five year life for computer equipment and a seven year life for furniture and equipment.

(N) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits.  At June 30, 2008 and December 31, 2007, the Company had $0 and $451,551 in excess of FDIC insurance limits, respectively.

(O) Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and, as required, the Company does not amortize indefinite lived intangible assets. Intangible assets that do not have indefinite lives are amortized over the useful lives and reviewed for impairment in accordance with SFAS no. 144.

(P) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

NOTE 2 BUSINESS SEGMENTS

The Company, (CMO) has three subsidiaries, Chinese Manufacturers Group (CMG) and United Industries Group (UIG), and Chinese Manufacturers Online (Caribbean) Ltd. (TCMP-CMO).   Chinese Manufacturers Group and United Industries Group have had no activities since inception.  TCMP-CMO is an overseas subsidiary in the Republic of Trinidad and Tobago.  The TCMP-CMO began its operation on May 16, 2008.

The Company has changed their operating segments in 2008 as a result of a change of the internal organization structure by management.  Each segment operates exclusively.  The Company’s CMO segment provides online website B-to-B operational services to international buyers to reach manufacturers and their product information as well as other trading businesses.  The Company’s Sign Store segment provides regular signage and artistic designs to its customers while assisting the Company to expand its distribution business to local sign stores.  The Company’s (TCMP-CMO) segment provides importing and wholesale services to a distribution network within Trinidad and Tobago. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales. During 2007, the Company only had one segment, CMO.

For the Six Months Ended June 30, 2008	CMO	SIGN STORE	TCMP – CMO	Total
Revenue	$23,251	$18,248	$32,717	$74,216
Loss from operations	(793,218)	(23,020)	(46,750)	(862,988)
Depreciation and amortization	1,724	-	-	1,724
-Equipment and intangible assets	14,705	17,737	-	32,442
-Deferred charges and debt discount	-	-	-	-
Interest expense	-	-	-	-
Assets	146,602	17,737	83,111	247,450
Capital Expenditures	-	24,000	-	24,000

NOTE 3  STOCKHOLDERS’ EQUITY

 (A) Common Stock Issued for Services

For the twelve months ending December 31, 2007, the Company issued 7,900,000 of common stock at a fair value of $0.25 per share to its board members for service valued at $1,975.000.  The value of the shares will be amortized over the service period of six months. For the six months ended June 30, 2008, the Company has recognized $358,199 of stock compensation expense.

CHINESE MANUFACTURERS ONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

(B) Cancellation of Subscription Receivable

On May 1, 2008, the Board of Directors accepted a cancellation of 20,000 share subscription from CMO’s former Chief Marketing Officer, Dr. Moritz, under the name of his wife, Ms. Ingrid Moritz.

NOTE 4  COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On August 1, 2007, the Company entered into a one year employment agreement with its Chief Executive Officer.  The agreement calls for an annual salary of $135,000 in 2007 and an annual salary of $250,000 in 2008 plus all reasonable benefits as the company may offer to employees.  In addition, he will receive an annual bonus of 2% of the annual net profit during the term of the agreement

On August 1, 2007, the Company entered into a one year employment agreement with its Chief Marketing Officer.  The agreement calls for an annual salary of $100,000 for the first four months and $200,000 for the last eight months plus all reasonable benefits as the company may offer to employees.  In addition, he will receive an annual bonus of 1% of the annual net profit during the term of the agreement.   The agreement was terminated on April 30, 2008 when the CMO resigned.

(B) Operating Agreement

On July 9, 2007, the Company entered into a one-year lease agreement for office space.  The lease calls for monthly payment of $1,650 plus utilities.  On June 4, 2008 this lease was extended through July 8, 2009.

On April 1, 2008, the Company purchased a sign store and continues the lease at the existing store space for seventeen months, ending on August 30, 2009.  These lease calls for monthly payment of $1,800 plus utilities.

On May 15, 2008, the Company’s subsidiary in the Republic of Trinidad and Tobago entered into a one-year lease agreement for office space.  The lease calls for monthly payment of $2,300 plus utilities.

(C) Board of Directors Agreement

During the year ending December 31, 2007, the Company issued 7,900,000 of common stock at a fair value of $0.25 per share to its board members for service valued at $1,975.000.  The value of the shares will be amortized over the service period of six months and issuance of shares is contingent upon successfully completing a six month term.  As of December 31, 2007, the Company has recognized $1,616,801 of stock compensation expense. As of June 30, 2008, the Company has recognized $1,975,000 of stock compensation expense.

(D) Cooperate Business Contract

On February 15, 2008 CMO entered into a cooperative business contract with a consultant to conduct marketing and promotion sales activity in buying of Chinese manufactured products and marketing and selling them to both the private and public sectors in the Trinidad and Tobago market.  CMO formed a new business entity called TCMP – CMO in Trinidad.  CMO owns 100% of the newly formed business (TCMP-CMO) and the consultant holds no ownership interest.  The new entity will conduct all business under the joint effort with the consultant.  This agreement is effective until December 31, 2019.  CMO will share in 70% of the profit/loss associates with this contract.  The consultant will share in 30% of the profit /loss associates with this contract.

CHINESE MANUFACTURERS ONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

(E) Contractor Agreements

On February 14, 2008 CMO entered into contractor agreements with two contractors to promote the Company’s trading, printing and website related businesses in the U.S.  The agreements call for an initial incentive of 30% commission paid to each contractor based on net profit created in the U.S. for the first three months from the effective date of the agreements.  After the first three months, CMO will pay commission based on the following schedule; 20% for monthly net profit between $1 and $5,000, 25% for monthly net profit between $5,001 and $10,000, 30% for monthly net profit between $10,001 and $20,000 and 35% for monthly net profit greater than $20,000.  For the six months ended June 30, 2008 no net profits were reported, therefore no commissions were accrued or paid.

NOTE 5   BUSINESS ACQUISITION

On April 1, 2008, the Company acquired a sign store located at Edison, NJ for cash of $24,000.

Purchase price	$ 24,000

Accounts receivable (net)	$ 3,588
Inventory	2,675
Furniture and fixtures	3,850
Goodwill	13,387

Net assets acquired	$ 24,000

NOTE 6   RELATED PARTY TRANSACTIONS

During 2007, the Company was engaged with a marketing and information technology support company in China.  One of the Company’s directors is also the president of this marketing and information technology support company. During 2007, the company and the related party agreed to terminate the agreement and the related party agreed to return $79,052.  A total of $116,000 was paid for services performed for the Company.  At year end it was determined that only $36,948 worth of services was earned due to related party conflicts.  At June 30, 2008 and December 31, 2007 $50,015 and $79,052 is recorded as a receivable from this marketing and information technology support company.

During 2007, the company advanced the Chief Marketing Officer $7,500 as part of a relocation package. As at March 31, 2008 $6,650 was outstanding. The balance was repaid when the CMO resigned on April 30, 2008.

NOTE 7   GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $862,988 and used cash in operations of $440,650 for the six months ended June 30, 2008. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to increase revenue and raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 1, 2008, we purchased a sign store to promote our distribution business in Trinidad and Tobago.  The sign store is located in Edison, New Jersey.  We paid $24,000 in cash for the sign business. A copy of the contract to purchase the sign store is attached as exhibit 10.1.

On May 16, 2008 we incorporated Chinese Manufacturers Online (Caribbean) Limited (TCMP-CMO), a wholly owned subsidiary, in Trinidad and Tobago.  This subsidiary will be used to develop a distribution network throughout Trinidad and Tobago to distribute electronic products to wholesale distributors. A copy of the certificate of incorporation of Chinese Manufacturers Online (Caribbean) Limited (TCMP-CMO) is attached as exhibit 3.1.

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net Revenues and Cost of Goods Sold

Net Revenues increased from $0 for the three months ended June 30, 2007 to $72,062 for the three months ended June 30, 2008.  This is an increase of $72,062 from the previous years three months ended June 30.  This increase is due, in part, to our acquisition of a sign store.  The sign store generated $18,248 of revenue.  The increase is also attributable to TCMP business in Trinidad and Tobago generating revenue of $32,717 and our efforts to grow our business generated revenue of an additional $23,251.

Cost of goods sold for the three months ended June 30, 2008 increased to $103,239 from $0 for the three months ended June 30, 2007. This increase is attributable to our increase in revenues and the acquisition of our sign store. Additionally, the incorporation of our wholly owned subsidiary in Trinidad and Tobago contributed to this increase in cost of goods sold.

Operating Expenses

Our Total Operating Expenses increased from $250 for the three months ended June 30, 2007 to $419,152 for the three months ended June 30, 2008.  This is an increase of $418,902 and was incurred based on the growth of the business and the increase in revenues during the three months ended June 30, 2008 compared to the same period in 2007.  The increase in operating expenses is because of the increase in revenues.

Net Loss

Our Net Loss for the period increased by $345,840 from a loss of $250 during the three months ended June 30, 2007 as compared to a loss of $346,090 for the three months ended June 30, 2008.  $108,333 of this net loss was attributable to non-cash stock-based compensation.  The remaining loss was due to us beginning to grow our business and acquiring the sign business that will enable us to further carry out our business plan.

Other than one or two sales persons, the company is not planning to increase it employee base significantly in the next three months. However, after three months, the company may need to add some local employees under the company’s subsidiary in Trinidad and Tobago, Chinese Manufacturers Online (Caribbean), LLC.

In the next 12 months, the company is expected to get more involved in trading with Trinidad and Tobago government and local business entities. In Europe and Canada, the company is expected to enlarge its printing and trading businesses significantly.  After periodically evaluations, the company may plan to operate its own American trade show center.  These expansion plans require that we have cash to fund.  However, at this time, we only have sufficient cash on hand to fund the next two months of our operations.  If we are unable to generate sufficient revenue or raise the necessary cash we will be unable to pursue these plans of expansion and we may even be forced to cease operating.

Liquidity and Capital Resources

Our primary source of liquidity as of June 30, 2008 is our cash on hand.  Our cash on hand as of June 30, 2008 was $92,383.  Our current assets totaled $206,457 on June 30, 2008.  Our current liabilities were $143,190 on June 30, 2008.  As of December 31, 2007, we had $557,033 cash on hand, current assets of $646,590 and total liabilities of $53,970.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller Reporting Companies are not required to provide this information.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On April 1, 2008, we acquired a sign store in Edison, New Jersey for cash of $24,000.

On May 16, 2008, we incorporated Chinese Manufacturers Online (Caribbean) Limited (TCMP-CMO) in Trinidad and Tobago.  This is our wholly-owned subsidiary and it will facilitate the distribution of our products to wholesale distributors in Trinidad and Tobago.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a)           Exhibits

3.1 Certificate of incorporation of Chinese Manufacturers Online (Caribbean) Limited (TCMP-CMO)

10.1 Contract to purchase sign store

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINESE MANUFACTURERS ONLINE CORP.

Date: August 19, 2008	By:	/s/ Tyrol Tang
Tyrol Tang
President, Chief Executive Officer and Chief Financial Officer